Form 10-K
period 2023-12-31
Benchmark 2023-V3 Mortgage Trust
filed 2024-03-19
CIK 1982178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-261764-02

Central Index Key Number of the issuing entity: 0001982178

Benchmark 2023-V3 Mortgage Trust

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001004158

GS Mortgage Securities Corporation II

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541502

Goldman Sachs Mortgage Company

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001549574

Barclays Capital Real Estate Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001701238

Citi Real Estate Funding Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000927971

Bank of Montreal

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000835271

JPMorgan Chase Bank, National Association

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4258216 38-4258217 (I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 902-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The 12800 Culver Boulevard Mortgage Loan, the Oxmoor Center Mortgage Loan and the Select Parking NYC Portfolio Mortgage Loan, which constituted approximately 7.8%, 4.7% and 3.5%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 12800 Culver Boulevard Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Oxmoor Center Mortgage Loan, five other pari passu loans, which are not assets of the issuing entity and (c) with respect to the Select Parking NYC Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the 12800 Culver Boulevard Mortgage Loan, the Oxmoor Center Mortgage Loan and the Select Parking NYC Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Scottsdale Fashion Square Mortgage Loan, which constituted approximately 1.0% of the asset pool of the issuing entity as of its cut-off date.  The Scottsdale Fashion Square Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Scottsdale Fashion Square Mortgage Loan and nine other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the SCOTT Trust 2023-SFS transaction (the “SCOTT 2023-SFS Transaction”). This loan combination, including the Scottsdale Fashion Square Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the SCOTT 2023-SFS Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Austin Multifamily Portfolio Mortgage Loan, the Green Acres Mortgage Loan and the Harborside 2-3 Mortgage Loan, which constituted approximately 3.6%, 2.8% and 2.8%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Austin Multifamily Portfolio Mortgage Loan, the Green Acres Mortgage Loan and the Harborside 2-3 Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Austin Multifamily Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the Green Acres Mortgage Loan, eighteen other pari passu loans, which are not assets of the issuing entity or (c) with respect to the Harborside 2-3 Mortgage Loan, twelve other pari passu loans, which are not assets of the issuing entity. The other pari passu portion of each loan combination was securitized in the Benchmark 2023-V2 Mortgage Trust transaction, Commission File Number 333-262701-03 (the “Benchmark 2023-V2 Transaction”). These loan combinations, including the Austin Multifamily Portfolio Mortgage Loan, the Green Acres Mortgage Loan and the Harborside 2-3 Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2023-V2 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Miracle Mile Mortgage Loan, which constituted approximately 2.1% of the asset pool of the issuing entity as of its cut-off date.  The Miracle Mile Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Miracle Mile Mortgage Loan and six other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the MIRA Trust 2023-MILE transaction (the “MIRA 2023-MILE Transaction”). This loan combination, including the Miracle Mile Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the MIRA 2023-MILE Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Queens Crossing Mortgage Loan, which constituted approximately 2.1% of the asset pool of the issuing entity as of its cut-off date.  The Queens Crossing Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Queens Crossing Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BANK5 2023-5YR2 transaction, Commission File Number 333-259741-06 (the “BANK5 2023-5YR2 Transaction”). This loan combination, including the Queens Crossing Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BANK5 2023-5YR2 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Back Bay Office Mortgage Loan and the Platinum Tower Mortgage Loan, which constituted approximately 4.7% and 0.9%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Back Bay Office Mortgage Loan and the Platinum Tower Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Back Bay Office Mortgage Loan, eleven other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity or (b) with respect to the Platinum Tower Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the Benchmark 2023-B39 Mortgage Trust transaction, Commission File Number 333-262701-04 (the “Benchmark 2023-B39 Transaction”). These loan combinations, including the Back Bay Office Mortgage Loan and the Platinum Tower Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2023-B39 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the One & Two Commerce Square Mortgage Loan, which constituted approximately 2.3% of the asset pool of the issuing entity as of its cut-off date.  The One & Two Commerce Square Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the One & Two Commerce Square Mortgage Loan and twelve other pari passu loans, which are not assets of the issuing entity. This loan combination, including the One & Two Commerce Square Mortgage Loan, was serviced under the pooling and servicing agreement for the BBCMS Mortgage Trust 2023-C20 transaction prior to the closing of the securitization of a pari passu portion of the One & Two Commerce Square loan combination in the BANK 2023-BNK46 transaction, Commission File Number 333-257991-07 (the “BANK 2023-BNK46 Transaction”).  After the closing of the BANK 2023-BNK46 Transaction on August 10, 2023, this loan combination, including the One & Two Commerce Square Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the BANK 2023-BNK46 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Gateway Center South Mortgage Loan, The Widener Building Mortgage Loan and the Riverview Tower Mortgage Loan, which constituted approximately 5.2%, 2.4% and 1.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Gateway Center South Mortgage Loan, The Widener Building Mortgage Loan and Riverview Tower Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Gateway Center South Mortgage Loan, five other pari passu loans, which are not assets of the issuing entity, (b) with respect to The Widener Building Mortgage Loan, four other pari passu loans, which are not assets of the issuing entity or (c) with respect to the Riverview Tower Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Gateway Center South Mortgage Loan, The Widener Building Mortgage Loan and the Riverview Tower Mortgage Loan, were serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Gateway Center South loan combination, The Widener Building loan combination and the Riverview Tower loan combination in the BMO 2023-5C1 Mortgage Trust transaction, Commission File Number 333-255934-06 (the “BMO 2023-5C1 Transaction”).  After the closing of the BMO 2023-5C1 Transaction on August 16, 2023, these loan combinations, including the Gateway Center South Mortgage Loan, The Widener Building Mortgage Loan and the Riverview Tower Mortgage Loan were, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the BMO 2023-5C1 Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Heritage Plaza Mortgage Loan, which constituted approximately 3.3% of the asset pool of the issuing entity as of its cut-off date.  The Heritage Plaza Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Heritage Plaza Mortgage Loan and eight other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Heritage Plaza Mortgage Loan, was serviced under the pooling and servicing agreement for the Benchmark 2023-V2 Transaction prior to the closing of the securitization of a pari passu portion of the Heritage Plaza loan combination in the BANK5 2023-5YR3 transaction, Commission File Number 333-261279-04 (the “BANK5 2023-5YR3 Transaction”).  After the closing of the BANK5 2023-5YR3 Transaction on September 28, 2023, this loan combination, including the Heritage Plaza Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the BANK5 2023-5YR3 Transaction, which is incorporated by reference as Exhibit 4.9 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Back Bay Office Mortgage Loan, the Austin Multifamily Portfolio Mortgage Loan, the Green Acres Mortgage Loan, the Harborside 2-3 Mortgage Loan, the Miracle Mile Mortgage Loan, the Queens Crossing Mortgage Loan and the Platinum Tower Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Greystone Servicing Company LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the Heritage Plaza Mortgage Loan. As a result, Greystone Servicing Company LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Greystone Servicing Company LLC in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Gateway Center South Mortgage Loan, the Back Bay Office Mortgage Loan, the Austin Multifamily Portfolio Mortgage Loan, the Heritage Plaza Mortgage Loan, the Green Acres Mortgage Loan, the Harborside 2-3 Mortgage Loan, The Widener Building Mortgage Loan, the One & Two Commerce Square Mortgage Loan, the Miracle Mile Mortgage Loan, the Queens Crossing Mortgage Loan, the Scottsdale Fashion Square Mortgage Loan, the Riverview Tower Mortgage Loan and the Platinum Tower Mortgage Loan.  As a result, Computershare Trust Company, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Computershare Trust Company, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Back Bay Office Mortgage Loan, the One & Two Commerce Square Mortgage Loan, the Queens Crossing Mortgage Loan, the Miracle Mile Mortgage Loan, the Scottsdale Fashion Square Mortgage Loan and the Platinum Tower Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

KeyBank National Association is the special servicer of the Miracle Mile Mortgage Loan and the Scottsdale Fashion Square Mortgage Loan and the primary servicer of the Gateway Center South Mortgage Loan, The Widener Building Mortgage Loan and the Riverview Tower Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

3650 REIT Loan Servicing LLC is the special servicer of the Gateway Center South Mortgage Loan, the Austin Multifamily Portfolio Mortgage Loan, the Green Acres Mortgage Loan, the Harborside 2-3 Mortgage Loan, The Widener Building Mortgage Loan and the Riverview Tower Mortgage Loan. As a result, 3650 REIT Loan Servicing LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by 3650 REIT Loan Servicing LLC in the capacities described above are listed in the Exhibit Index.

BellOak, LLC is the operating advisor of the Austin Multifamily Portfolio Mortgage Loan, the Green Acres Mortgage Loan and the Harborside 2-3 Mortgage Loan.  As a result, BellOak, LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by BellOak, LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the primary servicer of the One & Two Commerce Square Mortgage Loan and the Heritage Plaza Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Wells Fargo Bank, National Association and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Wells Fargo Bank, National Association is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Wells Fargo Bank, National Association because Wells Fargo Bank, National Association is an unaffiliated servicer servicing less than 10% of pool assets.

Pentalpha Surveillance LLC is the operating advisor of the Gateway Center South Mortgage Loan, the Heritage Plaza Mortgage Loan, The Widener Building Mortgage Loan and the Riverview Tower Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association acts as trustee of the 12800 Culver Boulevard Mortgage Loan, the Oxmoor Center Mortgage Loan, the Select Parking NYC Portfolio Mortgage Loan, the Austin Multifamily Portfolio Mortgage Loan, the Harborside 2-3 Mortgage Loan, the Green Acres Mortgage Loan, the Miracle Mile Mortgage Loan, the Queens Crossing Mortgage Loan, the Back Bay Office Mortgage Loan, the Platinum Tower Mortgage Loan, the Gateway Center South Mortgage Loan, The Widener Building Mortgage Loan, the Riverview Tower Mortgage Loan and the Heritage Plaza Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the Benchmark 2023-V2 Transaction, the trust and servicing agreement for the MIRA 2023-MILE Transaction, the pooling and servicing agreement for the BANK5 2023-5YR2 Transaction, the pooling and servicing agreement for the Benchmark 2023-B39 Transaction, the pooling and servicing agreement for the BMO 2023-5C1 Transaction and the pooling and servicing agreement for the BANK5 2023-5YR3 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the 12800 Culver Boulevard Mortgage Loan, the Oxmoor Center Mortgage Loan, the Select Parking NYC Portfolio Mortgage Loan, , the Austin Multifamily Portfolio Mortgage Loan, the Harborside 2-3 Mortgage Loan, the Green Acres Mortgage Loan, the Miracle Mile Mortgage Loan, the Queens Crossing Mortgage Loan, the Back Bay Office Mortgage Loan, the Platinum Tower Mortgage Loan, the Gateway Center South Mortgage Loan, The Widener Building Mortgage Loan, the Riverview Tower Mortgage Loan and the Heritage Plaza Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the Scottsdale Fashion Square Mortgage Loan and the One & Two Commerce Square Mortgage Loan.  Pursuant to the trust and servicing agreement for the SCOTT 2023-SFS Transaction and the pooling and servicing agreement for the BANK 2023-BNK46 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Scottsdale Fashion Square Mortgage Loan and the One & Two Commerce Square Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the One & Two Commerce Square Mortgage Loan and the Heritage Plaza Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Scottsdale Fashion Square Mortgage Loan, the Austin Multifamily Portfolio Mortgage Loan, the Harborside 2-3 Mortgage Loan, the Green Acres Mortgage Loan, the Miracle Mile Mortgage Loan, the Queens Crossing Mortgage Loan, the Back Bay Office Mortgage Loan, the Platinum Tower Mortgage Loan, the One & Two Commerce Square Mortgage Loan, the Gateway Center South Mortgage Loan, The Widener Building Mortgage Loan, the Riverview Tower Mortgage Loan and the Heritage Plaza Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Scottsdale Fashion Square Mortgage Loan, the Queens Crossing Mortgage Loan, the One & Two Commerce Square Mortgage Loan, the Heritage Plaza Mortgage Loan, the Back Bay Office Mortgage Loan and the Platinum Tower Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Berkadia Commercial Mortgage LLC as primary servicer of the Scottsdale Fashion Square Mortgage Loan, CWCapital Asset Management LLC as special servicer of the Queens Crossing Mortgage Loan, Situs Holdings, LLC as special servicer of the Back Bay Office Mortgage Loan, K-Star Asset Management LLC as special servicer of the Platinum Tower Mortgage Loan and LNR Partners, LLC as special servicer of the One & Two Commerce Square Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Berkadia Commercial Mortgage LLC as primary servicer of the Scottsdale Fashion Square Mortgage Loan, Wells Fargo Bank, National Association as primary servicer of the One & Two Commerce Square Mortgage Loan and the Heritage Plaza Mortgage Loan, CWCapital Asset Management LLC as special servicer of the Queens Crossing Mortgage Loan, Situs Holdings, LLC as special servicer of the Back Bay Office Mortgage Loan, K-Star Asset Management LLC as special servicer of the Platinum Tower Mortgage Loan and LNR Partners, LLC as special servicer of the One & Two Commerce Square Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on August 3, 2023 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Scottsdale Fashion Square Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the SCOTT 2023-SFS Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the SCOTT 2023-SFS Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the SCOTT 2023-SFS Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Austin Multifamily Portfolio Mortgage Loan, the Harborside 2-3 Mortgage Loan and the Green Acres Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2023-V2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the Benchmark 2023-V2 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2023-V2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Miracle Mile Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the MIRA 2023-MILE Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the MIRA 2023-MILE Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MIRA 2023-MILE Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Queens Crossing Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BANK5 2023-5YR2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the BANK5 2023-5YR2 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK5 2023-5YR2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Back Bay Office Mortgage Loan and the Platinum Tower Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2023-B39 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the Benchmark 2023-B39 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2023-B39 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the One & Two Commerce Square Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2023-BNK46 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the BANK 2023-BNK46 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK 2023-BNK46 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Gateway Center South Mortgage Loan, The Widener Building Mortgage Loan and the Riverview Tower Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the BMO 2023-5C1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the BMO 2023-5C1 Transaction incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BMO 2023-5C1 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Heritage Plaza Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BANK5 2023-5YR3 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the BANK5 2023-5YR3 Transaction incorporated by reference as Exhibit 4.9 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK5 2023-5YR3 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibit, and Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of July 1, 2023, among GS Mortgage Securities Corporation II, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Greystone Servicing Company LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on August 3, 2023 under Commission File No. 333-261764-02 and incorporated by reference herein).

4.2           Trust and Servicing Agreement, dated as of March 17, 2023, between GS Mortgage Securities Corporation II, as Depositor, Berkadia Commercial Mortgage LLC, as Servicer, KeyBank National Association, as Special Servicer, Computershare Trust Company, N.A., as Certificate Administrator and Custodian, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on August 3, 2023 under Commission File No. 333-261764-02 and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of May 1, 2023, among Citigroup Commercial Mortgage Securities Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, 3650 REIT Loan Servicing LLC, as a Special Servicer, BellOak, LLC, as Operating Advisor and Asset Representations Reviewer, and Computershare Trust Company, National Association, as Certificate Administrator and Trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on August 3, 2023 under Commission File No. 333-261764-02 and incorporated by reference herein).

4.4           Trust and Servicing Agreement, dated as of June 21, 2023, between GS Mortgage Securities Corporation II, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, KeyBank National Association, as Special Servicer, Computershare Trust Company, National Association, as Trustee, Certificate Administrator and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on August 3, 2023 under Commission File No. 333-261764-02 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of July 1, 2023, between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on August 3, 2023 under Commission File No. 333-261764-02 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of July 1, 2023, among Citigroup Commercial Mortgage Securities Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, K-Star Asset Management LLC, as a Special Servicer, Situs Holdings, LLC, as Back Bay Office Whole Loan Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer, and Computershare Trust Company, National Association, as Certificate Administrator and Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on August 3, 2023 under Commission File No. 333-261764-02 and incorporated by reference herein).

4.7           Pooling and Servicing Agreement, dated as of August 1, 2023, among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, LNR Partners, LLC, as General Special Servicer, National Cooperative Bank, N.A., as Co-op Master Servicer and as Co-op Special Servicer, Computershare Trust Company, N.A., as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on August 14, 2023 under Commission File No. 333-261764-02 and incorporated by reference herein).

4.8           Pooling and Servicing Agreement, dated as of August 1, 2023, among BMO Commercial Mortgage Securities LLC, as Depositor, KeyBank National Association, as Master Servicer, 3650 REIT Loan Servicing LLC, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer, Computershare Trust Company, National Association, as Certificate Administrator, and Computershare Trust Company, National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on August 22, 2023 under Commission File No. 333-261764-02 and incorporated by reference herein).

4.9           Pooling and Servicing Agreement, dated as of September 1, 2023, between Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Greystone Servicing Company LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 2, 2023 under Commission File No. 333-261764-02 and incorporated by reference herein).

4.10         Agreement Between Note Holders, dated as of June 20, 2023, by and between Barclays Capital Real Estate Inc., as Initial Note A-1-1 Holder, Barclays Capital Real Estate Inc., as Initial Note A-1-2 Holder, Barclays Capital Real Estate Inc., as Initial Note A-1-3 Holder, Barclays Capital Real Estate Inc., as Initial Note A-1-4 Holder, and Deutsche Bank AG, New York Branch, as Initial Note A-2-1 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-2-2 Holder, and Deutsche Bank AG, New York Branch, as Initial Note A-2-3 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on August 3, 2023 under Commission File No. 333-261764-02 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of July 12, 2023, between DBR Investments Co. Limited, as Note A-1 Holder, DBR Investments Co. Limited, as Note A-2 Holder, DBR Investments Co. Limited, as Note A-3 Holder, DBR Investments Co. Limited, as Note A-4 Holder, DBR Investments Co. Limited, as Note A-5 Holder, DBR Investments Co. Limited, as Note A-6 Holder, Wells Fargo Bank, National Association, as Note A-7 Holder, and Wells Fargo Bank, National Association, as Note A-8 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on August 3, 2023 under Commission File No. 333-261764-02 and incorporated by reference herein).

4.12         Amended and Restated Agreement Between Noteholders, dated as of August 2, 2023, by and between New York Life Insurance Company, as Initial Note A-1 Holder, Teachers Insurance and Annuity Association of America, as Initial Note A-2 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-3 Holder, Computershare Trust Company, National Association, not in its individual capacity but solely as Trustee for the benefit of the Holders of Benchmark 2023-B39 Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2023-B39, and any related Uncertificated VRR Interest Owner, as Initial Note A-4-1 Holder, Zions Bancorporation, N.A., as Initial Note A-4-2 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-4-3 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-5-1 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-5-2 Holder, Computershare Trust Company, National Association, not in its individual capacity but solely as Trustee for the benefit of the Holders of BANK5 2023-5YR2, Commercial Mortgage Pass-Through Certificates, Series 2023-5YR2, and the related VRR Interest Owners, as Initial Note A-6 Holder, Wells Fargo Bank, National Association, as Initial Note A-7-A Holder, Wells Fargo Bank, National Association, as Initial Note A-7-B Holder, Computershare Trust Company, National Association, not in its individual capacity but solely as Trustee for the benefit of the Holders of Benchmark 2023-B39 Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2023-B39, and any related Uncertificated VRR Interest Owner, as Initial Note A-8-1 Holder, Goldman Sachs Bank USA, as Initial Note A-8-2-A Holder, Goldman Sachs Bank USA, as Initial Note A-8-2-B Holder, Goldman Sachs Bank USA, as Initial Note A-8-3 Holder, SM Finance (GoReLux) LLC, as Initial Note B-1 Holder, and SM Finance (GoReLux) LLC, as Initial Note B-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on August 3, 2023 under Commission File No. 333-261764-02 and incorporated by reference herein).

4.13         Agreement Between Note Holders, dated as of May 25, 2023, by and between Barclays Capital Real Estate Inc., as Initial Note A-1 Holder, Barclays Capital Real Estate Inc., as Initial Note A-2 Holder, Barclays Capital Real Estate Inc., as Initial Note A-3 Holder, Société Générale Financial Corporation, as Initial A-4 Holder, Société Générale Financial Corporation, as Initial A-5 Holder, and Société Générale Financial Corporation, as Initial A-6 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on August 3, 2023 under Commission File No. 333-261764-02 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of May 5, 2023, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on August 3, 2023 under Commission File No. 333-261764-02 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of May 25, 2023, by and between Bank of Montreal, as Initial Note A-1 Holder, and Bank of Montreal, as Initial Note A-2 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on August 3, 2023 under Commission File No. 333-261764-02 and incorporated by reference herein).

4.16         Agreement Between Note Holders, dated as of May 25, 2023, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2-2 Holder, Morgan Stanley Bank, N.A., as Initial Note A-4 Holder), Bank of Montreal, as Initial Note A-3-1 Holder, Bank of Montreal, as Initial Note A-3-2 Holder, Goldman Sachs Bank USA, as Initial Note A-5 Holder, Goldman Sachs Bank USA, as Initial Note A-6 Holder, and Morgan Stanley Mortgage Capital Holdings LLC, as Initial Agent (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on August 3, 2023 under Commission File No. 333-261764-02 and incorporated by reference herein).

4.17         Amended and Restated Co-Lender Agreement, dated as of August 1, 2023, by and between Computershare Trust Company, National Association, as Trustee, for the benefit of the Holders of Benchmark 2023-V2 Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2023-V2, as Note A-1 Holder, Computershare Trust Company, National Association, as Trustee, for the benefit of the Holders of Benchmark 2023-V2 Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2023-V2, as Note A-7 Holder, Citi Real Estate Funding Inc., as Note A-2-1-A Holder, Citi Real Estate Funding Inc., as Note A-2-1-B Holder, Citi Real Estate Funding Inc., as Note A-4-1 Holder, Citi Real Estate Funding Inc., as Note A-4-2 Holder, Computershare Trust Company, National Association, as Trustee, for the benefit of the Holders of BMO 2023-C5 Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2023-C5, as Note A-2-2 Holder, Computershare Trust Company, National Association, as Trustee, for the benefit of the Holders of BMO 2023-C5 Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2023-C5, as Note A-6-1 Holder, Computershare Trust Company, National Association, as Trustee, for the benefit of the Holders of Benchmark 2023-B39, Commercial Mortgage Pass-Through Certificates, Series 2023-B39, as Note A-3 Holder, Bank of Montreal, as Note A-5-1 Holder, Bank of Montreal, as Note A-5-2 Holder, Bank of Montreal, as Note A-6-2 Holder, Bank of Montreal, as Note A-8 Holder, and Bank of Montreal, as Note A-9 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on August 3, 2023 under Commission File No. 333-261764-02 and incorporated by reference herein).

4.18         Co-Lender Agreement, dated as of February 13, 2023, by and among Goldman Sachs Bank USA GS, as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder, Bank of Montreal, as Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-6 Holder, Initial Note A-7 Holder and Initial Note A-8 Holder, Morgan Stanley Bank, N.A., as Initial Note A-9 Holder, Initial Note A-10 Holder, Initial Note A-11 Holder and Initial Note A-12 Holder, and DBR Investments Co. Limited, as Initial Note A-13 Holder, Initial Note A-14 Holder, Initial Note A-15 Holder and Initial Note A-16 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on August 3, 2023 under Commission File No. 333-261764-02 and incorporated by reference herein).

4.19         Agreement Between Noteholders, dated as of June 9, 2023, by and among Bank of Montreal, as Initial BMO Note A Holder, and Starwood Mortgage Capital LLC, as Initial SMC Note A Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on August 3, 2023 under Commission File No. 333-261764-02 and incorporated by reference herein).

4.20         Agreement Between Note Holders, dated as of June 1, 2023, by and between Bank of America, N.A., as Initial Note A-1 Holder, Bank of America, N.A., as Initial Note A-2 Holder, Bank of America, N.A., as Initial Note A-3 Holder, Bank of America, N.A., as Initial Note A-4 Holder, Barclays Capital Real Estate Inc., as Initial Note A-5 Holder, Barclays Capital Real Estate Inc., as Initial Note A-6 Holder, Barclays Capital Real Estate Inc., as Initial Note A-7 Holder, Barclays Capital Real Estate Inc., as Initial Note A-8 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-9 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-10 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-11 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-12 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on August 3, 2023 under Commission File No. 333-261764-02 and incorporated by reference herein).

4.21         Co-Lender Agreement, dated as of June 21, 2023, by and among Goldman Sachs Bank USA, as Initial Note A-1-S1 Holder, Goldman Sachs Bank USA, as Initial Note A-1-C1 Holder, Goldman Sachs Bank USA, as Initial Note A-1-C2 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2-S1 Holder, Bank of America, N.A., as Initial Note A-3-C1 Holder, Bank of America, N.A., as Initial Note A-3-C2 Holder, and Bank of America, N.A., as Initial Note A-3-C3 Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on August 3, 2023 under Commission File No. 333-261764-02 and incorporated by reference herein).

4.22         Co-Lender Agreement, dated as of May 5, 2023, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, and Barclays Capital Real Estate Inc., as Initial Note A-3 Holder (filed as Exhibit 4.20 to the registrant’s Current Report on Form 8-K filed on August 3, 2023 under Commission File No. 333-261764-02 and incorporated by reference herein).

4.23         Co-Lender Agreement, dated as of March 3, 2023, by and among Goldman Sachs Bank USA, as Initial Note A-1-S1 Holder, Goldman Sachs Bank USA, as Initial Note A-1-C1 Holder, Goldman Sachs Bank USA, as Initial Note A-1-C2 Holder, Goldman Sachs Bank USA, as Initial Note A-1-C3 Holder, Goldman Sachs Bank USA, as Initial Note A-1-C4 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-2-S1 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-2-C1 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-2-C2 Holder, and Deutsche Bank AG, New York Branch, as Initial Note A-2-C3 Holder (filed as Exhibit 4.21 to the registrant’s Current Report on Form 8-K filed on August 3, 2023 under Commission File No. 333-261764-02 and incorporated by reference herein).

4.24         Co-Lender Agreement, dated as of June 28, 2023, by and between Bank of Montreal, as Initial Note A-1 Holder, and Bank of Montreal, as Initial Note A-2 Holder (filed as Exhibit 4.22 to the registrant’s Current Report on Form 8-K filed on August 3, 2023 under Commission File No. 333-261764-02 and incorporated by reference herein).

4.25         Co-Lender Agreement, dated as of June 30, 2023, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.23 to the registrant’s Current Report on Form 8-K filed on August 3, 2023 under Commission File No. 333-261764-02 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2         Greystone Servicing Company LLC, as Special Servicer

33.3         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

33.4         Computershare Trust Company, National Association, as Custodian

33.5         Park Bridge Lender Services LLC, as Operating Advisor

33.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 12800 Culver Boulevard Mortgage Loan (see Exhibit 33.1)

33.7         Greystone Servicing Company LLC, as Special Servicer of the 12800 Culver Boulevard Mortgage Loan (see Exhibit 33.2)

33.8         Computershare Trust Company, National Association, as Trustee of the 12800 Culver Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

33.9         Computershare Trust Company, National Association, as Custodian of the 12800 Culver Boulevard Mortgage Loan (see Exhibit 33.4)

33.10       Park Bridge Lender Services LLC, as Operating Advisor of the 12800 Culver Boulevard Mortgage Loan (see Exhibit 33.5)

33.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Oxmoor Center Mortgage Loan (see Exhibit 33.1)

33.12       Greystone Servicing Company LLC, as Special Servicer of the Oxmoor Center Mortgage Loan (see Exhibit 33.2)

33.13       Computershare Trust Company, National Association, as Trustee of the Oxmoor Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.14       Computershare Trust Company, National Association, as Custodian of the Oxmoor Center Mortgage Loan (see Exhibit 33.4)

33.15       Park Bridge Lender Services LLC, as Operating Advisor of the Oxmoor Center Mortgage Loan (see Exhibit 33.5)

33.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Select Parking NYC Portfolio Mortgage Loan (see Exhibit 33.1)

33.17       Greystone Servicing Company LLC, as Special Servicer of the Select Parking NYC Portfolio Mortgage Loan (see Exhibit 33.2)

33.18       Computershare Trust Company, National Association, as Trustee of the Select Parking NYC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Computershare Trust Company, National Association, as Custodian of the Select Parking NYC Portfolio Mortgage Loan (see Exhibit 33.4)

33.20       Park Bridge Lender Services LLC, as Operating Advisor of the Select Parking NYC Portfolio Mortgage Loan (see Exhibit 33.5)

33.21       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Scottsdale Fashion Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.22       KeyBank National Association, as Special Servicer of the Scottsdale Fashion Square Mortgage Loan

33.23       Wilmington Trust, National Association, as Trustee of the Scottsdale Fashion Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Computershare Trust Company, National Association, as Custodian of the Scottsdale Fashion Square Mortgage Loan (see Exhibit 33.4)

33.25       Park Bridge Lender Services LLC, as Operating Advisor of the Scottsdale Fashion Square Mortgage Loan (see Exhibit 33.5)

33.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Austin Multifamily Portfolio Mortgage Loan (see Exhibit 33.1)

33.27       3650 REIT Loan Servicing LLC, as Special Servicer of the Austin Multifamily Portfolio Mortgage Loan

33.28       Computershare Trust Company, National Association, as Trustee of the Austin Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Computershare Trust Company, National Association, as Custodian of the Austin Multifamily Portfolio Mortgage Loan (see Exhibit 33.4)

33.30       BellOak, LLC, as Operating Advisor of the Austin Multifamily Portfolio Mortgage Loan

33.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Green Acres Mortgage Loan (see Exhibit 33.1)

33.32       3650 REIT Loan Servicing LLC, as Special Servicer of the Green Acres Mortgage Loan (see Exhibit 33.27)

33.33       Computershare Trust Company, National Association, as Trustee of the Green Acres Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Computershare Trust Company, National Association, as Custodian of the Green Acres Mortgage Loan (see Exhibit 33.4)

33.35       BellOak, LLC, as Operating Advisor of the Green Acres Mortgage Loan (see Exhibit 33.30)

33.36       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Harborside 2-3 Mortgage Loan (see Exhibit 33.1)

33.37       3650 REIT Loan Servicing LLC, as Special Servicer of the Harborside 2-3 Mortgage Loan (see Exhibit 33.27)

33.38       Computershare Trust Company, National Association, as Trustee of the Harborside 2-3 Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       Computershare Trust Company, National Association, as Custodian of the Harborside 2-3 Mortgage Loan (see Exhibit 33.4)

33.40       BellOak, LLC, as Operating Advisor of the Harborside 2-3 Mortgage Loan (see Exhibit 33.30)

33.41       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Miracle Mile Mortgage Loan (see Exhibit 33.1)

33.42       KeyBank National Association, as Special Servicer of the Miracle Mile Mortgage Loan (see Exhibit 33.22)

33.43       Computershare Trust Company, National Association, as Trustee of the Miracle Mile Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Computershare Trust Company, National Association, as Custodian of the Miracle Mile Mortgage Loan (see Exhibit 33.4)

33.45       Park Bridge Lender Services LLC, as Operating Advisor of the Miracle Mile Mortgage Loan (see Exhibit 33.5)

33.46       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Queens Crossing Mortgage Loan (see Exhibit 33.1)

33.47       CWCapital Asset Management LLC, as Special Servicer of the Queens Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Computershare Trust Company, National Association, as Trustee of the Queens Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Computershare Trust Company, National Association, as Custodian of the Queens Crossing Mortgage Loan (see Exhibit 33.4)

33.50       Park Bridge Lender Services LLC, as Operating Advisor of the Queens Crossing Mortgage Loan (see Exhibit 33.5)

33.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Back Bay Office Mortgage Loan (see Exhibit 33.1)

33.52       Situs Holdings, LLC, as Special Servicer of the Back Bay Office Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Computershare Trust Company, National Association, as Trustee of the Back Bay Office Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Computershare Trust Company, National Association, as Custodian of the Back Bay Office Mortgage Loan (see Exhibit 33.4)

33.55       Park Bridge Lender Services LLC, as Operating Advisor of the Back Bay Office Mortgage Loan (see Exhibit 33.5)

33.56       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Platinum Tower Mortgage Loan (see Exhibit 33.1)

33.57       K-Star Asset Management LLC, as Special Servicer of the Platinum Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Computershare Trust Company, National Association, as Trustee of the Platinum Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Computershare Trust Company, National Association, as Custodian of the Platinum Tower Mortgage Loan (see Exhibit 33.4)

33.60       Park Bridge Lender Services LLC, as Operating Advisor of the Platinum Tower Mortgage Loan (see Exhibit 33.5)

33.61       Wells Fargo Bank, National Association, as Primary Servicer of the One & Two Commerce Square Mortgage Loan

33.62       LNR Partners, LLC, as Special Servicer of the One & Two Commerce Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Wilmington Trust, National Association, as Trustee of the One & Two Commerce Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Computershare Trust Company, National Association, as Custodian of the One & Two Commerce Square Mortgage Loan (see Exhibit 33.4)

33.65       Park Bridge Lender Services LLC, as Operating Advisor of the One & Two Commerce Square Mortgage Loan (see Exhibit 33.5)

33.66       CoreLogic Solutions, LLC, as Servicing Function Participant of the One & Two Commerce Square Mortgage Loan

33.67       KeyBank National Association, as Primary Servicer of the Gateway Center South Mortgage Loan (see Exhibit 33.22)

33.68       3650 REIT Loan Servicing LLC, as Special Servicer of the Gateway Center South Mortgage Loan (see Exhibit 33.27)

33.69       Computershare Trust Company, National Association, as Trustee of the Gateway Center South Mortgage Loan (Omitted. See Explanatory Notes.)

33.70       Computershare Trust Company, National Association, as Custodian of the Gateway Center South Mortgage Loan (see Exhibit 33.4)

33.71       Pentalpha Surveillance LLC, as Operating Advisor of the Gateway Center South Mortgage Loan

33.72       KeyBank National Association, as Primary Servicer of The Widener Building Mortgage Loan (see Exhibit 33.22)

33.73       3650 REIT Loan Servicing LLC, as Special Servicer of The Widener Building Mortgage Loan (see Exhibit 33.27)

33.74       Computershare Trust Company, National Association, as Trustee of The Widener Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.75       Computershare Trust Company, National Association, as Custodian of The Widener Building Mortgage Loan (see Exhibit 33.4)

33.76       Pentalpha Surveillance LLC, as Operating Advisor of The Widener Building Mortgage Loan (see Exhibit 33.71)

33.77       KeyBank National Association, as Primary Servicer of the Riverview Tower Mortgage Loan (see Exhibit 33.22)

33.78       3650 REIT Loan Servicing LLC, as Special Servicer of the Riverview Tower Mortgage Loan (see Exhibit 33.27)

33.79       Computershare Trust Company, National Association, as Trustee of the Riverview Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.80       Computershare Trust Company, National Association, as Custodian of the Riverview Tower Mortgage Loan (see Exhibit 33.4)

33.81       Pentalpha Surveillance LLC, as Operating Advisor of the Riverview Tower Mortgage Loan (see Exhibit 33.71)

33.82       Wells Fargo Bank, National Association, as Primary Servicer of the Heritage Plaza Mortgage Loan (see Exhibit 33.61)

33.83       Greystone Servicing Company LLC, as Special Servicer of the Heritage Plaza Mortgage Loan (see Exhibit 33.2)

33.84       Computershare Trust Company, National Association, as Trustee of the Heritage Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.85       Computershare Trust Company, National Association, as Custodian of the Heritage Plaza Mortgage Loan (see Exhibit 33.4)

33.86       Pentalpha Surveillance LLC, as Operating Advisor of the Heritage Plaza Mortgage Loan (see Exhibit 33.71)

33.87       CoreLogic Solutions, LLC, as Servicing Function Participant of the Heritage Plaza Mortgage Loan (see Exhibit 33.66)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         Greystone Servicing Company LLC, as Special Servicer

34.3         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

34.4         Computershare Trust Company, National Association, as Custodian

34.5         Park Bridge Lender Services LLC, as Operating Advisor

34.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 12800 Culver Boulevard Mortgage Loan (see Exhibit 34.1)

34.7         Greystone Servicing Company LLC, as Special Servicer of the 12800 Culver Boulevard Mortgage Loan (see Exhibit 34.2)

34.8         Computershare Trust Company, National Association, as Trustee of the 12800 Culver Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

34.9         Computershare Trust Company, National Association, as Custodian of the 12800 Culver Boulevard Mortgage Loan (see Exhibit 34.4)

34.10       Park Bridge Lender Services LLC, as Operating Advisor of the 12800 Culver Boulevard Mortgage Loan (see Exhibit 34.5)

34.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Oxmoor Center Mortgage Loan (see Exhibit 34.1)

34.12       Greystone Servicing Company LLC, as Special Servicer of the Oxmoor Center Mortgage Loan (see Exhibit 34.2)

34.13       Computershare Trust Company, National Association, as Trustee of the Oxmoor Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.14       Computershare Trust Company, National Association, as Custodian of the Oxmoor Center Mortgage Loan (see Exhibit 34.4)

34.15       Park Bridge Lender Services LLC, as Operating Advisor of the Oxmoor Center Mortgage Loan (see Exhibit 34.5)

34.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Select Parking NYC Portfolio Mortgage Loan (see Exhibit 34.1)

34.17       Greystone Servicing Company LLC, as Special Servicer of the Select Parking NYC Portfolio Mortgage Loan (see Exhibit 34.2)

34.18       Computershare Trust Company, National Association, as Trustee of the Select Parking NYC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Computershare Trust Company, National Association, as Custodian of the Select Parking NYC Portfolio Mortgage Loan (see Exhibit 34.4)

34.20       Park Bridge Lender Services LLC, as Operating Advisor of the Select Parking NYC Portfolio Mortgage Loan (see Exhibit 34.5)

34.21       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Scottsdale Fashion Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.22       KeyBank National Association, as Special Servicer of the Scottsdale Fashion Square Mortgage Loan

34.23       Wilmington Trust, National Association, as Trustee of the Scottsdale Fashion Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Computershare Trust Company, National Association, as Custodian of the Scottsdale Fashion Square Mortgage Loan (see Exhibit 34.4)

34.25       Park Bridge Lender Services LLC, as Operating Advisor of the Scottsdale Fashion Square Mortgage Loan (see Exhibit 34.5)

34.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Austin Multifamily Portfolio Mortgage Loan (see Exhibit 34.1)

34.27       3650 REIT Loan Servicing LLC, as Special Servicer of the Austin Multifamily Portfolio Mortgage Loan

34.28       Computershare Trust Company, National Association, as Trustee of the Austin Multifamily Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Computershare Trust Company, National Association, as Custodian of the Austin Multifamily Portfolio Mortgage Loan (see Exhibit 34.4)

34.30       BellOak, LLC, as Operating Advisor of the Austin Multifamily Portfolio Mortgage Loan

34.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Green Acres Mortgage Loan (see Exhibit 34.1)

34.32       3650 REIT Loan Servicing LLC, as Special Servicer of the Green Acres Mortgage Loan (see Exhibit 34.27)

34.33       Computershare Trust Company, National Association, as Trustee of the Green Acres Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Computershare Trust Company, National Association, as Custodian of the Green Acres Mortgage Loan (see Exhibit 34.4)

34.35       BellOak, LLC, as Operating Advisor of the Green Acres Mortgage Loan (see Exhibit 34.30)

34.36       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Harborside 2-3 Mortgage Loan (see Exhibit 34.1)

34.37       3650 REIT Loan Servicing LLC, as Special Servicer of the Harborside 2-3 Mortgage Loan (see Exhibit 34.27)

34.38       Computershare Trust Company, National Association, as Trustee of the Harborside 2-3 Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       Computershare Trust Company, National Association, as Custodian of the Harborside 2-3 Mortgage Loan (see Exhibit 34.4)

34.40       BellOak, LLC, as Operating Advisor of the Harborside 2-3 Mortgage Loan (see Exhibit 34.30)

34.41       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Miracle Mile Mortgage Loan (see Exhibit 34.1)

34.42       KeyBank National Association, as Special Servicer of the Miracle Mile Mortgage Loan (see Exhibit 34.22)

34.43       Computershare Trust Company, National Association, as Trustee of the Miracle Mile Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Computershare Trust Company, National Association, as Custodian of the Miracle Mile Mortgage Loan (see Exhibit 34.4)

34.45       Park Bridge Lender Services LLC, as Operating Advisor of the Miracle Mile Mortgage Loan (see Exhibit 34.5)

34.46       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Queens Crossing Mortgage Loan (see Exhibit 34.1)

34.47       CWCapital Asset Management LLC, as Special Servicer of the Queens Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Computershare Trust Company, National Association, as Trustee of the Queens Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Computershare Trust Company, National Association, as Custodian of the Queens Crossing Mortgage Loan (see Exhibit 34.4)

34.50       Park Bridge Lender Services LLC, as Operating Advisor of the Queens Crossing Mortgage Loan (see Exhibit 34.5)

34.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Back Bay Office Mortgage Loan (see Exhibit 34.1)

34.52       Situs Holdings, LLC, as Special Servicer of the Back Bay Office Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Computershare Trust Company, National Association, as Trustee of the Back Bay Office Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Computershare Trust Company, National Association, as Custodian of the Back Bay Office Mortgage Loan (see Exhibit 34.4)

34.55       Park Bridge Lender Services LLC, as Operating Advisor of the Back Bay Office Mortgage Loan (see Exhibit 34.5)

34.56       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Platinum Tower Mortgage Loan (see Exhibit 34.1)

34.57       K-Star Asset Management LLC, as Special Servicer of the Platinum Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Computershare Trust Company, National Association, as Trustee of the Platinum Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Computershare Trust Company, National Association, as Custodian of the Platinum Tower Mortgage Loan (see Exhibit 34.4)

34.60       Park Bridge Lender Services LLC, as Operating Advisor of the Platinum Tower Mortgage Loan (see Exhibit 34.5)

34.61       Wells Fargo Bank, National Association, as Primary Servicer of the One & Two Commerce Square Mortgage Loan

34.62       LNR Partners, LLC, as Special Servicer of the One & Two Commerce Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Wilmington Trust, National Association, as Trustee of the One & Two Commerce Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Computershare Trust Company, National Association, as Custodian of the One & Two Commerce Square Mortgage Loan (see Exhibit 34.4)

34.65       Park Bridge Lender Services LLC, as Operating Advisor of the One & Two Commerce Square Mortgage Loan (see Exhibit 34.5)

34.66       CoreLogic Solutions, LLC, as Servicing Function Participant of the One & Two Commerce Square Mortgage Loan

34.67       KeyBank National Association, as Primary Servicer of the Gateway Center South Mortgage Loan (see Exhibit 34.22)

34.68       3650 REIT Loan Servicing LLC, as Special Servicer of the Gateway Center South Mortgage Loan (see Exhibit 34.27)

34.69       Computershare Trust Company, National Association, as Trustee of the Gateway Center South Mortgage Loan (Omitted. See Explanatory Notes.)

34.70       Computershare Trust Company, National Association, as Custodian of the Gateway Center South Mortgage Loan (see Exhibit 34.4)

34.71       Pentalpha Surveillance LLC, as Operating Advisor of the Gateway Center South Mortgage Loan

34.72       KeyBank National Association, as Primary Servicer of The Widener Building Mortgage Loan (see Exhibit 34.22)

34.73       3650 REIT Loan Servicing LLC, as Special Servicer of The Widener Building Mortgage Loan (see Exhibit 34.27)

34.74       Computershare Trust Company, National Association, as Trustee of The Widener Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.75       Computershare Trust Company, National Association, as Custodian of The Widener Building Mortgage Loan (see Exhibit 34.4)

34.76       Pentalpha Surveillance LLC, as Operating Advisor of The Widener Building Mortgage Loan (see Exhibit 34.71)

34.77       KeyBank National Association, as Primary Servicer of the Riverview Tower Mortgage Loan (see Exhibit 34.22)

34.78       3650 REIT Loan Servicing LLC, as Special Servicer of the Riverview Tower Mortgage Loan (see Exhibit 34.27)

34.79       Computershare Trust Company, National Association, as Trustee of the Riverview Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.80       Computershare Trust Company, National Association, as Custodian of the Riverview Tower Mortgage Loan (see Exhibit 34.4)

34.81       Pentalpha Surveillance LLC, as Operating Advisor of the Riverview Tower Mortgage Loan (see Exhibit 34.71)

34.82       Wells Fargo Bank, National Association, as Primary Servicer of the Heritage Plaza Mortgage Loan (see Exhibit 34.61)

34.83       Greystone Servicing Company LLC, as Special Servicer of the Heritage Plaza Mortgage Loan (see Exhibit 34.2)

34.84       Computershare Trust Company, National Association, as Trustee of the Heritage Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.85       Computershare Trust Company, National Association, as Custodian of the Heritage Plaza Mortgage Loan (see Exhibit 34.4)

34.86       Pentalpha Surveillance LLC, as Operating Advisor of the Heritage Plaza Mortgage Loan (see Exhibit 34.71)

34.87       CoreLogic Solutions, LLC, as Servicing Function Participant of the Heritage Plaza Mortgage Loan (see Exhibit 34.66)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Greystone Servicing Company LLC, as Special Servicer

35.3         Computershare Trust Company, National Association, as Certificate Administrator

35.4         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 12800 Culver Boulevard Mortgage Loan (see Exhibit 35.1)

35.5         Greystone Servicing Company LLC, as Special Servicer of the 12800 Culver Boulevard Mortgage Loan (see Exhibit 35.2)

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Oxmoor Center Mortgage Loan (see Exhibit 35.1)

35.7         Greystone Servicing Company LLC, as Special Servicer of the Oxmoor Center Mortgage Loan (see Exhibit 35.2)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Select Parking NYC Portfolio Mortgage Loan (see Exhibit 35.1)

35.9         Greystone Servicing Company LLC, as Special Servicer of the Select Parking NYC Portfolio Mortgage Loan (see Exhibit 35.2)

35.10       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Scottsdale Fashion Square Mortgage Loan (Omitted. See Explanatory Notes.)

35.11       KeyBank National Association, as Special Servicer of the Scottsdale Fashion Square Mortgage Loan

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Austin Multifamily Portfolio Mortgage Loan (see Exhibit 35.1)

35.13       3650 REIT Loan Servicing LLC, as Special Servicer of the Austin Multifamily Portfolio Mortgage Loan

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Green Acres Mortgage Loan (see Exhibit 35.1)

35.15       3650 REIT Loan Servicing LLC, as Special Servicer of the Green Acres Mortgage Loan (see Exhibit 35.13)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Harborside 2-3 Mortgage Loan (see Exhibit 35.1)

35.17       3650 REIT Loan Servicing LLC, as Special Servicer of the Harborside 2-3 Mortgage Loan (see Exhibit 35.13)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Miracle Mile Mortgage Loan (see Exhibit 35.1)

35.19       KeyBank National Association, as Special Servicer of the Miracle Mile Mortgage Loan (see Exhibit 35.11)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Queens Crossing Mortgage Loan (see Exhibit 35.1)

35.21       CWCapital Asset Management LLC, as Special Servicer of the Queens Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Back Bay Office Mortgage Loan (see Exhibit 35.1)

35.23       Situs Holdings, LLC, as Special Servicer of the Back Bay Office Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Platinum Tower Mortgage Loan (see Exhibit 35.1)

35.25       K-Star Asset Management LLC, as Special Servicer of the Platinum Tower Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       Wells Fargo Bank, National Association, as Primary Servicer of the One & Two Commerce Square Mortgage Loan (Omitted. See Explanatory Notes.)

35.27       LNR Partners, LLC, as Special Servicer of the One & Two Commerce Square Mortgage Loan (Omitted. See Explanatory Notes.)

35.28       KeyBank National Association, as Primary Servicer of the Gateway Center South Mortgage Loan (see Exhibit 35.11)

35.29       3650 REIT Loan Servicing LLC, as Special Servicer of the Gateway Center South Mortgage Loan (see Exhibit 35.13)

35.30       KeyBank National Association, as Primary Servicer of The Widener Building Mortgage Loan (see Exhibit 35.11)

35.31       3650 REIT Loan Servicing LLC, as Special Servicer of The Widener Building Mortgage Loan (see Exhibit 35.13)

35.32       KeyBank National Association, as Primary Servicer of the Riverview Tower Mortgage Loan (see Exhibit 35.11)

35.33       3650 REIT Loan Servicing LLC, as Special Servicer of the Riverview Tower Mortgage Loan (see Exhibit 35.13)

35.34       Wells Fargo Bank, National Association, as Primary Servicer of the Heritage Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.35       Greystone Servicing Company LLC, as Special Servicer of the Heritage Plaza Mortgage Loan (see Exhibit 35.2)

99.1         Mortgage Loan Purchase Agreement, dated as of August 3, 2023, between GS Mortgage Securities Corporation II and Goldman Sachs Mortgage Company (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on August 3, 2023 under Commission File No. 333-261764-02 and incorporated by reference herein).

99.2         Mortgage Loan Purchase Agreement, dated as of August 3, 2023, among GS Mortgage Securities Corporation II, Barclays Capital Real Estate Inc. and Barclays Capital Holdings Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on August 3, 2023 under Commission File No. 333-261764-02 and incorporated by reference herein).

99.3         Mortgage Loan Purchase Agreement, dated as of August 3, 2023, between GS Mortgage Securities Corporation II and Citi Real Estate Funding Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on August 3, 2023 under Commission File No. 333-261764-02 and incorporated by reference herein).

99.4         Mortgage Loan Purchase Agreement, dated as of August 3, 2023, between GS Mortgage Securities Corporation II and German American Capital Corporation (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on August 3, 2023 under Commission File No. 333-261764-02 and incorporated by reference herein).

99.5         Mortgage Loan Purchase Agreement, dated as of August 3, 2023, between GS Mortgage Securities Corporation II and Bank of Montreal (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on August 3, 2023 under Commission File No. 333-261764-02 and incorporated by reference herein).

99.6         Mortgage Loan Purchase Agreement, dated as of August 3, 2023, between GS Mortgage Securities Corporation II and JPMorgan Chase Bank, National Association (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on August 3, 2023 under Commission File No. 333-261764-02 and incorporated by reference herein).

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS Mortgage Securities Corporation II
(Depositor)

/s/ Scott Epperson

Scott Epperson, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 18, 2024